Form 10-K
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 2001-1
filed 2002-04-02
CIK 1170377

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 0-30464

HOUSEHOLD HOME EQUITY LOAN TRUST 2001-1
(Exact name of Registrant as specified in Department
Of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)

Servicer's telephone number, including area code (847) 564-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____
The aggregate principal amount of the Certificates held by non-affiliates of the Master Servicer as of December 31, 2001 was approximately $716.7 Million.

INTRODUCTORY NOTE

HFC Revolving Corporation, as seller (the "Seller") under a Pooling and Servicing Agreement (the "Agreement") dated as of May 1, 2001, by and among the Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer") and Bank One, National Association, as trustee (the "Trustee") providing for the issuance of Closed-End Home Equity Loan Asset Backed Certificates, Series 2001-1 (the "Certificates") and are originators of the trust called the Household Home Equity Loan Trust 2001-1 (the "Registrant" or the "Trust").

Each Certificate represents an undivided interest in the Trust. The Certificates consist of two classes of certificates (the "Class A Certificates" and the "Class M Certificates"). This Form 10-K has been prepared with reduced disclosure in accordance with past exemptions from reporting requirements granted by the Securities and Exchange Commission (the "Commission") under Section 13 of the Securities Exchange Act of 1934 (the "Act") received by the Master Servicer for trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates. As of February 26, 2002, there were 14 Class Certificateholders, 4 Class M Certificateholders, some of whom may be holding Certificates for the accounts of others.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificateholders or Class M Certificateholders; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A Certificates and Class M Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 26, 2002. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class A Certificateholders

Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$54,240	8.73%
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3631 Pittsburgh, PA 15259	$57,010	8.21%
Citibank, N.A. 3800 Citicorp Center Tampa Tampa, FL 33610-9122	$47,435	7.64%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$326,185	52.51%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$60,165	9.69%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Class M Certificateholders

Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$10,000	10.46%
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$54,060	56.57%
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3631 Pittsburgh, PA 15259	$30,000	31.39%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Reports	Items Covered
October 29, 2001 November 26, 2001 December 31, 2001.	Item 7. Statement to Certificateholders with respect to distribution made on October 29, 2001, November 26, 2001 and December 31, 2001.

(c) Exhibit 99	Copy of Annual Statement to Certificateholders for the year 2001.
Exhibit 99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Home Equity Loan Trust 2001-1 by the undersigned, thereunto duly authorized.

	HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD HOME EQUITY LOAN TRUST 2001-1 (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Certificateholders for the year ended December 31, 2001.

99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.